Form 10-K
period 2002-12-31
BEAR STEARNS ASSET BACKED FUND INC WHOLE AUTO LOAN TR 2002-1
filed 2003-03-31
CIK 1208771

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from December 12, 2002 (Commencement of Operations) to December 31, 2002.


[ ]     Transition report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from   to


                        Commission File Number  333-99207-01

                      BEAR STEARNS ASSET BACKED FUNDING INC
                                  on behalf of
                          Whole Auto Loan Trust 2002-1
                       (Issuer of asset-backed securities)
             (Exact name of registrant as specified in its charter)

         Delaware                                             22-3863780
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification No.)

383 Madison Avenue
New York, New York                                               10179
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code : (212) 272-6601


        The following securities issued by Whole Auto Loan Trust 2002-1:
                 $850,000,000 Class A-1 1.42% Asset Backed Notes
                 $956,875,000 Class A-2 1.88% Asset Backed Notes
                 $634,550,000 Class A-3 2.60% Asset Backed Notes
                 $353,212,000 Class A-4 3.04% Asset Backed Notes
                  $72,777,000 Class B 2.91% Asset Backed Notes
                  $29,110,000 Class C 4.29% Asset Backed Notes
            (Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the lastest practicable date. Not Applicable.

Documents  incorporated  by reference: None

BEAR STEARNS ASSET BACKED FUNDING INC
Whole Auto Loan Trust 2002-1
--------------------------------------------------------

PART I

Item 1.  Business

         Not Applicable.

Item 2.  Properties

         Not Applicable.

Item 3.  Legal Proceedings

     The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer or the Trustee, in respect of Whole Auto Loan Trust 2002-1 (the "Trust").


Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote or consent of holders of any Class of Notes during the fiscal year covered by this report.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Trust does not issue stock. There is currently no established secondary market for the Notes.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Not Applicable.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

PART III

Item 10. Directors and Executive Officers of the Registrant

         Not Applicable.

Item 11. Executive Compensation

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         Not Applicable.

Item 13. Certain Relationships and Related Transactions

         No reportable transactions have occurred.

Item 14. Controls and Procedures

         Not Applicable.

Item 16. Principal Accountant Fees and Services

         Not Applicable.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

    (1) Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

     Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto. Report of Independent Accountants in respect of servicing by Ford Motor Credit Company, filed as Exhibit 99.2 hereto.
     Report of Independent Accounants in respect of servicing by Volvo Finance North America Inc. filed as Exhibit 99.3
     Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC filed as Exhibit 99.4

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2002.

     Current Report on Form 8-K, dated December 16, 2002, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on the same date. The items reported in such Current Report were
Item 5 (Other Events).

(c)   Exhibits to this report are listed in Item (15)(a)(3) above.

BEAR STEARNS ASSET BACKED FUNDING INC
Whole Auto Loan Trust 2002-1
-----------------------------------------------------------------------------

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  BEAR STEARNS ASSET BACKED FUNDING INC


Date:  March 31, 2003             By: /s/ Brant Brooks
                                         --------------------------------------
                                  Name:  Brant Brooks
                                 Title:  Senior Vice President

                                CERTIFICATION


I, Brant Brooks, hereby certify that:

     (i) I have reviewed this annual report on Form 10-K of Whole Auto Loan Trust 2002-1 dated March 31, 2003 for the year ended December 31, 2002 and the reports on Form 8-K included in the year covered by this annual report;

     (ii) Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

(iii) Based on my knowledge, the servicing information required to be provided to the Indenture Trustee by Bear Stearns Asset Receivables Corp. under the Sale and Servicing Agreement for inclusion in these reports is included in these reports;

     (iv) Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the Sale and Servicing Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Sale and Servicing Agreement.

     (v) The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon reorts provided by independent public accountants a) after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Servicing and Administration Agreement dated as of October 26, 2001 between Bear Stearns Investment Products Inc, Whole Auto Loan Trust and DaimlerChrysler Services North America LLC, b) after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Servicing Agreement between Bear Stearns Asset Backed Funding Inc. and Ford Motor Credit Company dated November 1, 2002, and c) after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers as set forth in the Servicing Agreement between Bear Stearns Asset Backed Funding Inc. and Volvo Finance North America, Inc. dated November 1, 2002, which are included in this report.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Systems & Services Technologies, Inc., JPMorgan Chase Bank, DaimlerChrysler Services North America LLC, Ford Motor Credit Company, and Volvo Finance North America, Inc.

Date: March 31, 2003

By:     /s/ Brant Brooks
        --------------------
Name:  Brant Brooks
Title: Senior Vice President of Bear Stearns Asset Backed Funding, Inc.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit     Description

 99.1       Servicer's Annual Statement of Compliance
 99.2 Report of Independent Accountants in respect of servicing by Ford Motor Credit Company
 99.3 Report of Independent Accounants in respect of servicing by Volvo Finance North America Inc.
 99.4 Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC

EXHIBIT 99.1 - Servicer's Annual Statement of Compliance


 March 31, 2003

Wilmington Trust Company, as Owner Trustee
Rodney Square North
1100 North Market Street
Wilmington, Delaware 19890-0001
Attention: Corporate Trust Administration

JPMorgan Chase Bank, as Indenture Trustee
Institutional Trust Services
4 New York Plaza
New York, NY 10004

Moody's Investors Service, Inc.
ABS Monitoring Department
99 Church Street
New York, New York 10007

Standard & Poor's Ratings Services
a division of The McGraw-Hill Companies, Inc.
55 Water Street
40th Floor
New York, New York 10041
Attention: Asset Backed Surveillance Department

Fitch, Inc.
One State Street Plaza
New York, New York 10004

Re: Whole Auto Loan Trust 2002-1
Servicer's Annual Statement as to Compliance for the period November 1, 2002 to December 31, 2002

Dear Addressees:

     Reference is made to the Sale and Servicing Agreement dated as of December 12, 2002 (the "Sale and Servicing Agreement") among Whole Auto Loan Trust 2002-1, as issuer, Bear Stearns Asset Backed Funding Inc. as depositor and Bear Stearns Asset Receivables Corp., as servicer (the "Servicer"). The Servicer hereby certifies to Wilmington Trust Bank as owner trustee, JPMorgan Chase Bank as indenture trustee, and each of Moody's Investors Service, Standard and Poor's and Fitch as rating agency that:

     1. the undersigned authorized officer of the Servicer has reviewed the activities and performance of the Servicer from the period beginning November 1, 2002 and ending December 31, 2002 which performance of same has been pursuant to the terms of the Sale and Servicing Agreement for the prior calendar year; and

     2. to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Sale and Servicing Agreeement from the period beginning November 1, 2002 and ending December 31, 2002.

Date: March 31, 2003

               Bear Stearns Asset Receivables Corp., as Servicer



               By:  /s/ Brant Brooks
               Name:  Brant Brooks
               Title:  Senior Vice President

EXHIBIT 99.2 - Report of  Independent  Accountants in respect of servicing by
               Ford Motor Credit Company


PricewaterhouseCoopers
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                    PricewaterhouseCoopers LLP
                                                    400 Renaissance Center
                                                    Detroit, MI 48243-1507
                                                    Telephone (313) 394-6000
                                                    Facsimile   (313) 394-6555
------------------------------------------------------------------------------



Report of Independent Accountants



To the Board of Directors of Ford Motor Credit Company,
Bear Stearns Asset Backed Funding Inc., Purchaser:

Re: Servicing Agreement between Ford Motor Credit Company, as Servicer, and Bear Stearns Asset Backed Funding, Inc., as Purchaser, dated November 1, 2002

     We have examined management's assertion about Ford Motor Credit Company and its subsidiaries' ("Ford Credit") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable as of and for the year ended December 31, 2002 included in the accompanying management assertion (Exhibit I). Management is responsible for Ford Credit's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Ford Credit's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ford Credit's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Ford Credit's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Ford Credit has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/ PriceWaterhouseCoopers LLP

March 18, 2003


Exhibit I

                            Ford Motor Company


Ford Motor Credit Company                                   One American Road
                                                            P.O. Box 1732
                                                            Dearborn, MI  48121


                   Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards



March 18, 2003


Re: Servicing Agreement between Ford Motor Credit Company, as Servicer, and Bear Stearns Asset Backed Funding Inc., as Purchaser, dated as of November 1, 2002

     As of and for the year ended December 31, 2002, Ford Motor Credit Company and its subsidiaries have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable.



/s/ Terry Chenault
Terry Chenault
President of Global Operations Technology



/s/ Ann Marie Petach
Ann Marie Petach
Assistant Treasurer

EXHIBIT 99.3 -  Report of Independent Accounants in respect of servicing by
                Volvo Finance North America Inc.


PricewaterhouseCoopers
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                                    PricewaterhouseCoopers LLP
                                                    400 Renaissance Center
                                                    Detroit, MI 48243-1507
                                                    Telephone (313) 394-6000
                                                    Facsimile   (313) 394-6555
------------------------------------------------------------------------------

Report of Independent Accountants



To the Board of Directors of Ford Motor Credit Company,
Bear Stearns Asset Backed Funding Inc., Purchaser:

Re: Servicing Agreement between Volvo Finance North America, Inc., as Servicer, and Bear Stearns Asset Backed Funding, Inc., as Purchaser, dated as of November 1, 2002

     We have examined management's assertion about Ford Motor Credit Company and its subsidiaries' ("Ford Credit") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable as of and for the year ended December 31, 2002 included in the accompanying management assertion (Exhibit I). Management is responsible for Ford Credit's compliance with these minimum servicing standards. Our responsibility is to express an opinion on management's assertion about Ford Credit's compliance based on our examination.

     Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Ford Credit's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination of Ford Credit's compliance with the minimum servicing standards.

     In our opinion, management's assertion that Ford Credit has complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.



/s/ PriceWaterhouseCoopers LLP

March 18, 2003



Exhibit I


                              Ford Motor Company


Ford Motor Credit Company                                    One American Road
                                                             P.O. Box 1732
                                                             Dearborn, MI  48121


                    Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards


March 18, 2003


     Re: Servicing Agreement between Volvo Finance North America, Inc., as Servicer, and Bear Stearns Asset Backed Funding Inc., as Purchaser, dated as of November 1, 2002

     As of and for the year ended December 31, 2002, Ford Motor Credit Company and its subsidiaries have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"), to the extent such procedures are applicable.



/s/ Terry Chenault
Terry Chenault
President of Global Operations Technology



/s/ Ann Marie Petach
Ann Marie Petach
Assistant Treasurer

EXHIBIT 99.4 - Report of Independent Accountants in respect of servicing by
               DaimlerChrysler Services North America LLC


Independent Accountants' Report



The Manager and Member
DaimlerChrysler Services North America LLC:

     We have examined management's assertion about DaimlerChrysler Services North America LLC's (the "Company") compliance with certain of the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers as of and for the year ended December 31, 2002, pursuant to the Servicing and Administration Agreement Dated October 26, 2001 identified in the Management Assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

     Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

     In our opinion, management's assertion that DaimlerChrysler Services North America LLC has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/  KPMG LLP

Detroit, Michigan
March 28, 2003




                        Management Assertion


March 26, 2003

     As of and for the year ended December 31, 2002, DaimlerChrysler Services North America LLC has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for minimum servicing standards I.1, I.2, I.3, I.4, III.2, III.3, III.4, III.5, III.6, V.2, V.3, V.4, and VII.1, to the extent that such servicing standards are applicable to the servicing obligations pursuant to the Servicing and Administration Agreement dated October 26, 2001 for WALT 2001-A.

DaimlerChrysler Services North America LLC, as Servicer



/s/ Norbert Meder
Norbert Meder
Vice President and Controller


/s/ James Clough
James Clough
Senior Manager - Structured Finance and Securitization


/s/ John S. Bodner
John S. Bodner
Assistant Controller - Financial Reporting & Policy