Form 10-K
period 2003-12-31
BEAR STEARNS ASSET BACKED FUND INC WHOLE AUTO LOAN TR 2002-1
filed 2004-03-30
CIK 1208771

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    ------

                                   FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period from January 1, 2003
     (Commencement of Operations) to December 31, 2003.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

                      Commission File Number 333-99207-01

                    BEAR STEARNS ASSET BACKED FUNDING INC.
                                 on behalf of
                         Whole Auto Loan Trust 2002-1
                      (Issuer of asset-backed securities)
            (Exact name of registrant as specified in its charter)

               Delaware                                22-3863780
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

           383 Madison Avenue                            10179
           New York, New York                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code : (212) 272-2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

                                    PART I

Item 1.   Business

          Not Applicable.

Item 2.   Properties

          Selected information regarding the Receivables, including the number and aggregate principal amount of delinquent Receivables, and information relating to the delinquency rates and net losses on the Receivables at and for the year ending December 31, 2003, is set forth in Tables 1 and 2 below:


Table 1.  Selected Information Related to the Receivables.
Beginning Receivables Balance (as of December 2002 collection period)                      $2,899,576,800.59
Ending Receivables Balance (as of December 2003 collection period)                         $1,597,854,629.39
                                                                                    -------------------------
Change in Receivables Balance (from December 2002 to December 2003 collection
periods)                                                                                   $1,301,722,171.20
                                                                                    =========================

Total Principal Losses                                                                        $33,762,885.78
Total Recovery and Net Liquidation Proceeds                                                   $17,078,833.05
                                                                                    -------------------------
Total Net Losses                                                                              $16,684,052.73
                                                                                    =========================


Table 2.  Delinquency Experience of Receivables.

Delinquent Receivables - Number of Contracts as of end of December 2003 collection period

31-60 days delinquent                                  2,602
61-90 days delinquent                                    391
91-120 days delinquent                                   112
Over 120 days delinquent                                 360
                                                    ---------
Subtotal                                               3,465
                                                    =========

Repossessions                                            293
                                                    ---------
Total Delinquencies and Repossessions                  3,758
                                                    =========

Delinquent Receivables - Dollar amount as of end of December 2003 collection period

31-60 days delinquent                                      $33,692,565.39
61-90 days delinquent                                       $4,948,121.83
91-120 days delinquent                                      $1,469,901.22
Over 120 days delinquent                                    $2,807,126.30
                                                    ----------------------

                                                    ----------------------
Subtotal                                                   $42,917,714.74
                                                    ======================

Repossessions                                               $4,613,528.64
                                                    ----------------------
Total Delinquencies and Repossessions                      $47,531,243.38
                                                    ======================

Delinquent Receivables - Percentage end period balance as of end of December 2003 collection period

31-60 days delinquent                               2.1086%
61-90 days delinquent                               0.3097%
91-120 days delinquent                              0.0920%
Over 120 days delinquent                            0.1757%
                                                   ---------
Subtotal                                            2.6860%
                                                   =========

Repossessions                                       0.2887%
                                                   ---------
Total Delinquencies and Repossessions               2.9747%
                                                   =========

Item 2.   (continued)

          We have provided below a description of the role of Systems & Services Technologies, Inc. ("SST") in the transaction pursuant to which Whole Auto Loan Trust 2002-1 issued the securities covered by this Form 10-K. SST's principal offices are located at 4315 Pickett Road, St. Joseph, Missouri 64503.

          Bear Stearns Asset Receivables Corp., the servicer for the transaction, has subcontracted with SST to perform the servicer's obligations under the Sale and Servicing Agreement to determine the amount of collections for each payment date and the amounts to be paid on the notes and certificates and to various persons. SST, as data administrator, is only contractually liable to the servicer and does not have any obligations or liability to Whole Auto Loan Trust 2002-1. The servicer has the right to terminate its subcontract with SST pursuant to the terms of the Data Administration Agreement and may appoint another party as data administrator or perform those obligations itself.


Item 3.   Legal Proceedings

          The Registrant is not aware of any material legal proceeding with respect to, the Company, the Servicer, the Indenture Trustee or the Trustee, in respect of Whole Auto Loan Trust 2002-1.

Item 4.   Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote or consent of holders of any Class of Notes during the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          There are nine holders of the certificates issued by Whole Auto Loan Trust 2002-1. There is no principal market in which the certificates are traded.

Item 6.   Selected Financial Data

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Not Applicable.

Item      Quantitative and Qualitative Disclosures About Market Risk
7A.
          Not Applicable.

Item 8.   Financial Statements and Supplementary Data

          Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There was no change of accountants or disagreement with accountants on any matter of accounting principles or practices or financial disclosure.

Item      Controls and Procedures
9A.
          Not Applicable.

                                   PART III

Item      Directors and Executive Officers of the Registrant
10.
          Not Applicable.

Item      Executive Compensation
11.

          Not Applicable.

Item      Security Ownership of Certain Beneficial Owners and Management and
12.       Related Stockholder Matters

          Not Applicable.

Item      Certain Relationships and Related Transactions
13.

          Not Applicable.

Item      Principal Accountant Fees and Services
14.

          Not Applicable.

                                    PART IV

Item      Exhibits, Financial Statement Schedules and Reports on Form 8-K
15.

  (a)     The following documents are filed as part of this report:

          (1)   Financial Statements:

                Not Applicable.

          (2)   Financial Statement Schedules:

                Not Applicable.

          (3)   Exhibits:

                Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended, filed as
                Exhibit 31 hereto.

                Servicer's Annual Statement of Compliance filed as
                Exhibit 99.1 hereto.

                Report of Independent Accountants in respect of servicing by Ford Motor Credit Company filed as Exhibit 99.2 hereto.

                Annual Compliance Statement of Ford Motor Credit Company filed as Exhibit 99.3 hereto.

                Report of Independent Accountants in respect of servicing by Volvo

                Finance North America, Inc. filed as Exhibit 99.4 hereto.

                Annual Compliance Statement of Volvo Finance North America, Inc. filed as Exhibit 99.5 hereto.

                Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC filed as
                Exhibit 99.6 hereto.

                Annual Servicer's Certificate of DaimlerChrysler Services North America LLC filed as Exhibit 99.7 hereto.

                Annual Compliance Certificate of Systems Services & Technologies, Inc. filed as Exhibit 99.8 hereto.

  (b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2003.

          1. Current Report on Form 8-K, filed on December 15, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

          2. Current Report on Form 8-K, filed on November 18, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on November 17, 2003. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

          3. Current Report on Form 8-K, filed on October 15, 2003, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on the same date. The items reported in such Current Report were Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits).

  (c)     Exhibits to this report are listed in Item (15)(a)(3) above.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BEAR STEARNS ASSET BACKED
                                    FUNDING INC.


Date:  March 30, 2004               By: /s/ Brant Brooks
                                        ----------------
                                    Name:   Brant Brooks
                                    Title:  Senior Vice President


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

                                 EXHIBIT INDEX

Exhibit   Description

31 Certification pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended.

99.1      Servicer's Annual Statement of Compliance.

99.2 Report of Independent Accountants in respect of servicing by Ford Motor Credit Company.

99.3      Annual Compliance Statement of Ford Motor Credit Company.

99.4 Report of Independent Accountants in respect of servicing by Volvo Finance North America, Inc.

99.5      Annual Compliance Statement of Volvo Finance North America, Inc.

99.6 Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC.

99.7      Annual Servicer's Certificate of DaimlerChrysler Services North
          America LLC.

99.8      Annual Compliance Certificate of Systems Services & Technologies,
          Inc.