Form 10-K/A
period 2002-12-31
BEAR STEARNS ASSET BACKED FUND INC WHOLE AUTO LOAN TR 2002-1
filed 2004-08-27
CIK 1208771

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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
                         Whole Auto Loan Trust 2002-1
                      (Issuer of asset-backed securities)
            (Exact name of registrant as specified in its charter)

                         Delaware                              22-3863780
             (State or other jurisdiction of                (I.R.S. Employer
              incorporation or organization)               Identification No.)

 383 Madison Avenue
 New York, New York                                               10179
 (Address of principal executive offices)                       (Zip Code)

 Registrant's telephone number, including area code:  (212) 272-6601

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

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

Documents incorporated by reference:  None

The sole purposes of this amendment to the report on Form 10-K filed by Bear Stearns Asset Backed Funding Inc. on behalf of Whole Auto Loan Trust 2002-1 on March 31, 2003 (the "Original Report") is to provide the information about Systems & Services Technologies, Inc. set forth in the following paragraph and to file the following documents:

          1. a revised Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          2. Exhibit 99.5 - Annual Statement of Compliance dated as of December 31, 2002 of Ford Motor Credit Company.

          3. Exhibit 99.6 - Annual Statement of Compliance dated as of December 31, 2002 of Volvo Finance North America Inc.

          4. Exhibit 99.7 - Annual Statement of Compliance dated March 24, 2003 of DaimlerChrysler Services North America LLC.

          5. Exhibit 99.8 - Annual Statement of Compliance dated February 28, 2003 of Systems & Services Technologies, Inc.

     Systems & Services Technologies, Inc. ("SST") currently acts as data administrator for Bear Stearns Asset Receivables Corp., the servicer. As data administrator, SST receives separate monthly servicing reports from the subservicers, aggregates the information therein, determines the amounts of payments to be made to the securityholders and reports standard information on the receivables on a pool-wide basis.

PART IV

Item 15.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     (1)  Financial Statements:

          Not Applicable.

     (2)  Financial Statement Schedules:

          Not Applicable

     (3)  Exhibits:

     Annual Servicer Statement of Compliance, filed as Exhibit 99.1 hereto in the Original Report.

     Report of Independent Accountants in respect of servicing by Ford Motor Credit Company, filed as Exhibit 99.2 hereto in the Original Report.

     Report of Independent Accountants in respect of servicing by Volvo Finance North America Inc. filed as Exhibit 99.3 hereto in the Original Report.

     Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC filed as Exhibit 99.4 in the Original Report.

     Annual Statement of Compliance of Ford Motor Credit Company filed as
     Exhibit 99.5 hereto.

     Annual Statement of Compliance of Volvo Finance North America Inc. filed as Exhibit 99.6 hereto.

     Annual Statement of Compliance of DaimlerChrysler Services North America LLC filed as Exhibit 99.7 hereto.

     Annual Statement of Compliance of Systems & Services Technologies, Inc. filed as Exhibit 99.8 hereto.

(b) Reports on Form 8-K: The following Current Reports on Form 8-K were filed by the Registrant for the last quarter of 2002.

     Current Report on Form 8-K, dated December 16, 2002, was filed for the purpose of filing the Monthly Statement sent to the Holders of the Notes for payments made on the same date. The items reported in such Current Report were
Item 5 (Other Events).

(c)  Exhibits to this report are listed in Item (15) (a) (3) above.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BEAR STEARNS ASSET BACKED FUNDING INC.


Date:  August 26, 2004                  By:   /s/ Brant Brooks
                                              --------------------------------
                                        Name:  Brant Brooks
                                        Title: Senior Vice President

                                 CERTIFICATION

I, Brant Brooks, hereby certify that:

     (i) I have reviewed this annual report on Form 10-K of Whole Auto Loan Trust 2002-1 dated March 31, 2003 for the year ended December 31, 2002 and the reports on Form 8-K included in the year covered by this annual report;

     (ii) Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

     (iii) Based on my knowledge, the servicing information required to be provided to the Indenture Trustee by Bear Stearns Asset Receivables Corp. under the Sale and Servicing Agreement for inclusion in these reports is included in these reports.

     (iv) Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the Sale and Servicing Agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the Sale and Servicing Agreement.

     (v) The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by independent public accountants after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: Systems & Services Technologies, Inc., JPMorgan Chase Bank, DaimlerChrysler Services North America LLC, Ford Motor Credit Company, and Volvo Finance North America, Inc.

Date:  As of March 31, 2003

By: /s/  Brant Brooks
         ---------------------
Name:    Brant Brooks
Title:  Senior Vice President of Bear Stearns Asset Backed Funding, Inc.

                                 EXHIBIT INDEX

Exhibit           Description
-------           -----------

99.1 Annual Servicer Statement of Compliance of Bear Stearns Asset Receivables Corp. (previously filed)
99.2 Report of Independent Accountants in respect of servicing by Ford Motor Credit Company (previously filed)
99.3 Report of Independent Accountants in respect of servicing by Volvo Finance North America Inc. (previously filed)
99.4 Report of Independent Accountants in respect of servicing by DaimlerChrysler Services North America LLC (previously filed)
99.5              Annual Statement of Compliance of Ford Motor Credit Company
99.6              Annual Statement of Compliance of Volvo Finance North
                  America Inc.
99.7              Annual Statement of Compliance of DaimlerChrysler Services
                  North America LLC
99.8              Annual Statement of Compliance of Systems & Services
                  Technologies, Inc.